Form 10-Q
period 1996-03-31
QUANTUM HEALTH RESOURCES INC/DE
filed 1996-05-15
CIK 873393

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-19076

                         QUANTUM HEALTH RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 33-0414232
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)
         TWO PARKWOOD CROSSING
    310 EAST 96TH STREET, SUITE 300
           INDIANAPOLIS, IN                                 46240
(Address of principal executive offices)                 (Zip Code)

                                 (317) 580-6830
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 -----   ------

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of March 31, 1996 was 15,152,147 shares.

                                     INDEX

                         QUANTUM HEALTH RESOURCES, INC.

PART I.      FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                         ----
Item 1.      Financial Statements
             --------------------

             Consolidated Balance Sheets (Unaudited) as of March 31, 1996 and December 31, 1995........................    3

             Consolidated Statements of Income (Unaudited) for the three months ended March 31, 1996 and 1995..........    4

             Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1996 and 1995......    5

             Notes to Consolidated Financial Statements (Unaudited)....................................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   11
             -------------------------------------------------------------------------------------

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................................................   19
             -----------------

Item 6.      Exhibits and Reports on Form 8-K..........................................................................   22
             --------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                QUANTUM HEALTH RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands, except share data)                                                       March 31,           December 31,
                                                                                          1996                  1995
                                                                                        ---------           ------------
ASSETS
CURRENT ASSETS
Cash, cash equivalents and current portion of available for
     sale securities                                                                    $ 55,352              $ 66,267
Accounts receivable (less allowance for uncollectible accounts
      of  $4,610 in 1996 and $6,039 in 1995)                                              93,194                84,958
Inventories                                                                               40,702                43,101
Refundable income taxes                                                                      902                 3,323
Deferred tax assets, net                                                                   5,953                 4,196
Other current assets                                                                       5,049                 4,489
                                                                                        --------              --------
Total Current Assets                                                                     201,152               206,334

NON-CURRENT ASSETS
Available for sale securities, less current portion                                        1,000                10,205
Equipment and improvements, net                                                           15,963                15,734
Unamortized goodwill                                                                      11,720                 7,206
Other non-current assets                                                                   3,682                 3,761
                                                                                        --------              --------
                                                                                        $233,517              $243,240
                                                                                        ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                        $ 18,794              $ 32,523
Accrued liabilities                                                                        9,238                 9,310
Accrued litigation settlement                                                              5,500                    --
                                                                                        --------              --------
Total Current Liabilities                                                                 33,532                41,833
CONVERTIBLE SUBORDINATED DEBENTURES                                                       86,250                86,250
MINORITY INTEREST IN SUBSIDIARY                                                            2,708                 2,899

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value -- authorized 6,277,778
   shares;  none outstanding                                                                  --                    --
Common stock, $0.01 par value -- authorized - 60,000,000 shares;
   issued - 15,821,147  shares in 1996 and  15,796,747 shares in 1995;
   outstanding - 15,152,147 shares in 1996 and 15,127,747 shares in 1995                     158                   158
Paid-in capital                                                                           65,444                65,342
Retained earnings                                                                         57,935                59,268
Less: Treasury stock, 669,000 shares, at cost                                            (12,510)              (12,510)
                                                                                        --------              --------
Total Stockholders' Equity                                                               111,027               112,258
                                                                                        --------              --------
                                                                                        $233,517              $243,240
                                                                                        ========              ========


          See Accompanying Notes to Consolidated Financial Statements.

                QUANTUM HEALTH RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share data)                      Three Months Ended March 31,

                                                               1996            1995
                                                              -------         -------
REVENUES                                                      $80,032         $71,313

OPERATING EXPENSES:
Cost of revenues:
     Cost of products sold                                     49,674          41,984
     Branch personnel costs                                     9,200           8,153
     Other branch costs                                         4,601           4,223
                                                              -------         -------
Total cost of revenues                                         63,475          54,360
Provision for uncollectible accounts                            4,406           3,181
General and administrative expenses                             8,997           7,731
                                                              -------         -------
Total operating expenses                                       76,878          65,272
                                                              -------         -------

OPERATING INCOME                                                3,154           6,041
Other income (expense), net                                      (178)             71
Minority interest in subsidiary losses                            190             370
Settlement of litigation                                       (5,500)             --
                                                              -------         -------
Income (loss) before income taxes                              (2,334)          6,482
Income taxes                                                     (980)          2,560
                                                              -------         -------
NET INCOME (LOSS)                                             $(1,354)        $ 3,922
                                                              =======         =======
EARNINGS (LOSS)  PER SHARE                                    $ (0.09)        $  0.25
                                                              =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING                            15,220          15,829
                                                              =======         =======

          See Accompanying Notes to Consolidated Financial Statements.

                QUANTUM HEALTH RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                                         Three Months Ended March 31,

                                                                         1996                1995
                                                                       --------            --------
OPERATING ACTIVITIES:
Net income (loss)                                                      $ (1,354)           $  3,922
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                          1,811               1,385
   Provision for uncollectible accounts                                   4,406               3,181
   Deferred income taxes                                                 (1,757)               (160)
   Settlement of litigation                                               5,500                  --
   Minority interest in subsidiary losses                                  (190)               (370)
Changes in current assets and liabilities:
   Accounts receivable                                                  (11,670)            (11,881)
   Inventories                                                            2,398              (1,910)
   Income taxes                                                           2,421               2,197
   Other current assets                                                    (692)                882
   Other non-current assets                                                  17                (514)
   Accounts payable and accrued liabilities                             (16,463)              5,756
                                                                       --------            --------
Net cash provided by (used in) operating activities                     (15,573)              2,488
                                                                       --------            --------

INVESTING ACTIVITIES:
Sales of available for sale securities, net                               9,225               5,248
Purchases of equipment and improvements                                  (1,776)             (2,274)
Purchase of subsidiary, net of cash acquired                             (2,188)                 --
                                                                       --------            --------
Net cash provided by investing activities                                 5,261               2,974
                                                                       --------            --------

FINANCING ACTIVITIES:
Repayment of acquired subsidiary notes payable                             (705)                 --
Proceeds from exercise of stock options, including
    associated tax benefits                                                 102                 205
                                                                       --------            --------
Net cash provided by (used in) financing activities                        (603)                205
                                                                       --------            --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (10,915)              5,667

Cash and cash equivalents at beginning of period                         66,267              73,545
                                                                       --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 55,352            $ 79,212
                                                                       ========            ========

          See Accompanying Notes to Consolidated Financial Statements

                QUANTUM HEALTH RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996



A.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations of Quantum Health Resources, Inc. and subsidiaries (the "Company") have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, please refer to the Company's Annual Report on Form 10-K which contains the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995.

B.   New Accounting Standard
     -----------------------

     During the quarter ended March 31, 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has evaluated the value of its long-lived assets in accordance with Statement 121, and at the present time, has determined that no impairment write-down is necessary. The Company's assessment is based on estimates and assumptions made by management as of the reporting date. Such assessment could change, however, should changes in the underlying estimates and assumptions occur in the future.

C.   Indebtedness
     ------------

     The Company's $86,250,000 of convertible subordinated debentures have a 4.75% per annum coupon rate (5.2% effective interest rate) and mature on October 1, 2000. The debentures are convertible into 2,845,596 shares of the Company's Common Stock at a conversion price of $30.31 per share and are redeemable at stipulated redemption prices, ranging from 103.39% of the principal amount through October 1, 1996 to 100.68% of the principal amount during the twelve months ended October 1, 2000 (except that until October 1, 1996, the debentures cannot be redeemed unless the Company's Common Stock has traded at or above 150% of the then-effective conversion price for at least 20 of 30 consecutive trading days).

D.   Earnings per Share
     ------------------

     Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents resulting from the assumed exercise of all dilutive stock options using the "treasury stock" method. Fully diluted earnings per share include adjustments to net income and the number of weighted average shares outstanding to reflect the elimination of interest expense and other costs relating to the convertible subordinated debentures and the conversion of these debentures into 2,845,596 shares of common stock, unless the computation is determined to be anti-dilutive.

E.   Acquisitions
     ------------

     On January 16, 1996, the Company acquired all the issued and outstanding shares of preferred and common stock of Commonwealth Care, Inc. (hereinafter referred to as "CCI" or "Quantum Care Network") in exchange for a cash payment of $2.2 million. In addition, the Company advanced approximately $950,000 to CCI to retire debt held by former CCI preferred and common stockholders and to provide bridge loan financing to be used by CCI for working capital purposes. Should CCI achieve certain performance measures over the two-year period ended December 31, 1997, additional cash of up to $385,000 and options to purchase up to 27,500 shares of the Company's common stock may be paid and granted, respectively, to a former holder of CCI common stock. Such additional consideration, if paid or granted, would be accounted for as goodwill.

     CCI provides home health care network management programs and services to patients referred to CCI through contracts with local and national managed care payors. The transaction has been accounted for as a purchase and resulted in approximately $4.6 million of goodwill. The operations of CCI have been included in the consolidated statements of income since the date of acquisition.

F.   Contingencies
     -------------

     On March 1, 1995, a civil class-action complaint was filed against the Company, certain of its officers and one of its outside directors in the United States District Court for the Central District of California (COLANERO EQUIPMENT COMPANY 401(K) PLAN, FBO STEPHEN COLANERO V. QUANTUM HEALTH RESOURCES, INC., ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period October 25, 1994 to February 28, 1995. On March 2, 1995, a second civil class-action complaint was filed against the Company and certain of its officers in the same District (RONALD STERNBERG
     V. QUANTUM HEALTH RESOURCES, INC. ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period from March 31, 1992 to February 28, 1995. On March 10, 1995, a third class-action complaint was filed in the same District against the Company and its Chairman and Chief Executive Officer (MUCH. SHELIST ET AL. V QUANTUM HEALTH RESOURCES, INC.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during a period from November 1, 1994 to February 28, 1995. On June 19, the three lawsuits were consolidated by the filing of an amended complaint (IN RE QUANTUM HEALTH RESOURCES, INC. SECURITIES LITIGATION). The amended complaint seeks to establish a class period of October 25, 1994 through February 28, 1995. The consolidated complaint alleges claims under the Securities Exchange Act of 1934 based on alleged misstatements and omissions in certain public disclosures made by the Company and certain individual defendants. The claims center on the alleged absence of disclosure by the Company of the Company's reimbursement practices for services to patients with hemophilia covered by three California state programs and of an alleged investigation by California with respect to those practices. The complaint seeks monetary damages in unspecified amounts. Defendants have filed an answer.

     On August 9, 1995, a civil class-action complaint was filed against the Company, one of its officers, and two of its former officers in the United States District Court for the Central District of California (LOUIS GOLDSTEIN v. QUANTUM HEALTH RESOURCES, INC., ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period May 9, 1995 to August 4, 1995. On October 18, 1995, the two former officers were dismissed from the suit. The complaint alleges claims under the Securities Exchange Act of 1934 based on alleged misstatements and omissions in certain public disclosures made by the Company and the remaining individual defendant. The claims center on allegedly inadequate disclosures by the Company concerning the reorganization of its branch offices; the costs associated with the alleged investigation by the State of California into the Company's reimbursement practices for services to patients with hemophilia covered by the California state programs, and related litigation; and costs related to the relocation of the Company's executive offices from California to Indiana. The complaint seeks monetary damages in unspecified amounts. The defendants' motion to dismiss the complaint was denied on February 9, 1996, and the defendants have filed an answer.

     On September 12, 1995, a civil class-action complaint was filed against the Company, one of it officers, and one of its former officers in the United States District Court for the Central District of California (R. JOE STOCKHUS V. QUANTUM HEALTH RESOURCES, INC., ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period October 25, 1994 to August 4, 1995 (thus encompassing both of the class periods alleged in the earlier-filed shareholder litigation described above, together with an intervening period). The complaint alleges claims under the Securities Exchange Act of 1934 based on alleged misstatements and omissions in certain public disclosures made by the Company and the individual defendants. The claims center on allegedly inadequate disclosures by the Company concerning the Company's reimbursement practices for services to patients with hemophilia covered by the California state programs; an alleged investigation by the State of California with respect to those practices; and litigation relating to the California state programs. The complaint seeks monetary damages in unspecified amounts. Defendants have filed an answer.

     On May 1, 1996, the Company entered into a memorandum of understanding with representatives of the plaintiffs named in the IN RE QUANTUM HEALTH RESOURCES, INC. SECURITIES LITIGATION and the R. JOE STOCKHUS complaints regarding a proposed settlement of those lawsuits. The proposed settlement, under which the defendants admit no liability, would cover a class period from October 25, 1994 to May 8, 1995 and contemplates that the Company will pay $5.5 million, net of insurance coverage, in settlement on those claims. The Company recorded a charge to earnings during the quarter ended March 31, 1996 for its portion of the settlement. The settlement is conditioned on the conclusion of definitive documentation, notice to putative class members in both lawsuits, and approval by the court after a hearing. The LOUIS GOLDSTEIN lawsuit was not included in the settlement and remains outstanding.

     The Company believes it has substantial and meritorious defenses against the allegations in the LOUIS GOLDSTEIN lawsuit, and intends to defend its position vigorously. The Company further believes, based on information known at this time, that the ultimate resolution of this remaining lawsuit will not have a material adverse effect on the Company's consolidated financial position. However, should an unfavorable resolution of this lawsuit occur, it is possible that the Company's future results of operations and liquidity or its consolidated financial position could be materially affected in a particular period.

     The Company is not a party to any other pending litigation, and is not aware of any threatened litigation, that can reasonably be expected to have a material adverse effect on the Company's consolidated financial condition.

G.   Subsequent Event
     ----------------

     On May 1, 1996, the Company entered into an Agreement and Plan of Merger with Olsten Corporation ("Olsten"), whereby, upon closing, each issued and outstanding share of the Company's Common Stock will be converted into 0.58 share of Olsten Class B Common Stock. Consummation of the merger, which is anticipated to occur sometime in July, is subject to satisfaction of customary conditions, including approval by the stockholders of both companies and the completion of certain regulatory filings. The boards of directors of both companies have approved the transaction. If consummated, the transaction would be accounted for as a pooling of interests and, accordingly, the Company's historical financial data will be included in the restated future financial reports issued by Olsten.

     Olsten, through its Olsten Kimberly Quality Care subsidiary, provides network management and caregivers for home health care and institutions. Services include skilled nursing, home health aids, infusion therapy, home medical equipment, respiratory therapy, pediatrics, rehabilitation and disease management. Olsten also provides management services to hospital-based home health agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is providing alternate site pharmaceutical therapies and related services to persons affected by chronic disorders through Quantum Health Resources ("QHR"), a wholly owned subsidiary. Other ancillary business activities of the Company currently include (i) managing networks of alternate site health care providers (nursing, infusion, durable medical equipment and respiratory therapy) on behalf of third party payors, (ii) assisting pharmaceutical companies in the commercialization of new products,
(iii) providing shared risk and managed care products utilizing integrated healthcare networks for the care of persons affected by certain rare chronic disorders and (iv) developing software and services pertaining to workers compensation, occupational health and safety, case management, encounters-based data for specific disease states and related products through OptimalCare, Inc. ("OCI"), a majority owned subsidiary.

The Company has historically derived a majority of its revenues from the provision of therapies and services to patients affected by hemophilia ("Hemophilia"). A large portion of the Company's revenues has also been attributable to the provision of therapies and services to patients affected by other chronic disorders, including alpha(1)-antitrypsin deficiency, primary immunodeficiency and autoimmune disorders, human growth disorders, cystic fibrosis, and beginning with the quarter ended March 31, 1996, primary pulmonary hypertension (collectively, "Other Chronicare Disorders"). Therapies for patients in the Hemophilia and Other Chronicare Disorders categories consist primarily of infused protein replacement products such as anti-hemophilic factor, Prolastin(R), intravenous immune globulin ("IVIG") and human growth hormone. The Company derived the balance of its revenues from therapies and services provided to patients with other chronic or non-chronic disorders, including the distribution of pharmaceuticals through the Company's mail order operation, Quantum Express(TM) ("All Other Disorders"); from the provision of alternate site network management services through Quantum Care Network (since January 16, 1996); from a shared risk contract obtained by Quantum Disease Management, Inc., a wholly owned subsidiary (from January 1, 1995 through December 31, 1995); and from software and related services developed and provided by OCI (collectively, "All Other Revenues").

RESULTS OF OPERATIONS

Selected consolidated financial data, as a percentage of revenues, and period to period percentage increases (decreases) based on absolute dollar amounts, are as follows:

                                                                Three Months Ended                  Comparisons
                                                                     March 31,                     Three months

                                                        1996                    1995               1996 vs.1995
                                                   ----------------       ----------------      ----------------
REVENUES
     Hemophilia                                                54.5%                  63.6%                 (3.8)%
     Other Chronicare Disorders                                31.7                   26.4                  34.9
     All Other Disorders                                       11.6                    9.2                  41.9
     All Other Revenues                                         2.2                    0.8                 179.0
                                                   ----------------       ----------------      ----------------
TOTAL REVENUES                                                100.0                  100.0                  12.2

BRANCH OPERATING EXPENSES:
     Cost of products sold                                     62.1                   58.9                  18.3
     Branch personnel costs                                    11.5                   11.4                  12.8
     Other branch costs                                         5.7                    5.9                   9.0
                                                   ----------------       ----------------      ----------------
     Total cost of revenues                                    79.3                   76.2                  16.8
     Provision for uncollectible accounts                       5.5                    4.5                  38.5
                                                   ----------------       ----------------      ----------------
TOTAL BRANCH OPERATING EXPENSES                                84.8                   80.7                  18.0
                                                   ----------------       ----------------      ----------------
BRANCH CONTRIBUTION TO EARNINGS                                15.2                   19.3                 (11.8)
General and administrative expenses                            11.2                   10.8                  16.4
                                                   ----------------       ----------------      ----------------
OPERATING INCOME                                                4.0                    8.5                 (47.8)
Other income (expense), net                                     0.0                    0.6                 (97.3)
Settlement of litigation                                       (6.9)                   N/A                   N/A
Income taxes                                                   (1.2)                   3.6                (138.3)
                                                   ----------------       ----------------      ----------------
NET INCOME (LOSS)                                              (1.7)%                  5.5%               (134.5)%
                                                   ================       ================      ================
Effective income tax rate                                      42.0%                  39.5%
                                                   ================       ================      ================



REVENUES

The Company's historical revenue growth has been principally attributable to revenues associated with the provision of therapies and services to patients in the Hemophilia and Other Chronicare Disorders categories. In contrast to traditional home infusion therapies which generally are prescribed to treat acute diseases of short duration, chronic disorders typically entail recurring therapies and services over extended periods, often over the lifetime of the patient. Revenue gains generally reflect the Company's continued focus on providing therapies and services to patients affected by chronic disorders requiring such longer-term therapy. Revenue increases for the first quarter of 1996 as compared to the first quarter of 1995 were primarily attributable to revenues relating to new products and services, including the distribution of Flolan(R) which commenced in January 1996, distribution of certain new products through Quantum Express (commencing in December 1995), and network management service revenues derived through Quantum Care Network (commencing in January 1996). In addition, revenues attributable to Other Chronicare Disorders, particularly human growth disorders, were favorably impacted by
patient gains.    Revenues also continue to be favorably impacted by the
conversion of persons with hemophilia from plasma-derivative to more expensive recombinant anti-hemophilic factor. Recombinant anti-hemophilic factor accounted for approximately 47% of Hemophilia revenues in the first quarter of 1996 and approximately 41% of Hemophilia revenues in the first quarter of 1995. These revenue increases were partially offset by ongoing patient attrition due to competition and other factors, and by a significant decline in the number of units of anti-hemophilic factor ("AHF") shipped to patients in the Company's
West region.   The Company believes the decline experienced by the West region was in large part due to its decision, in November 1995, to discontinue providing AHF and related services to patients covered by California state programs. The Company took this action because the State of California had refused to alter its reimbursement methodology for AHF pending the outcome of its study. Shortly after the Company announced its decision, it became apparent that no other providers of AHF services were willing to assume the delivery of AHF services to substantially all of these patients due to the current reimbursement methodology for AHF. In response to the concern that patients be able to continue receiving AHF in the home pending the outcome of the State's study, the Company, in February 1996, contracted with an independent retail pharmacy to provide the pharmacy with AHF and certain related services on a wholesale basis. The pharmacy in turn provides the AHF to the patients and,
where necessary, makes the Company's services available to the patients.   The
Company has received written guidance from the State of California that this arrangement is acceptable under the current reimbursement methodology, although the State views it as a short term solution pending the outcome of the study. Revenues are likely to be impacted for the foreseeable future by these factors, and by an increase in the number of the Company's patients covered by managed care plans for which the Company is not a provider.

With the exception of recombinant factor introduced in early 1993, which carries higher average selling prices (and correspondingly higher acquisition costs), changes in pricing for therapies and services provided were not a material factor in the Company's revenue gains.

Revenues attributable to the Hemophilia category decreased as a percentage of revenues through the periods presented, primarily as a result of the new product offerings discussed above. Consequently, revenues attributable to the Company's Other Chronicare Disorders category, increased in both absolute dollar amounts and as a percentage of revenues. Excluding mail order revenues derived through Quantum Express and network management service revenues derived through Quantum Care Network, revenues in the All Other Disorders category and the All Other Revenues category remained relatively flat on an absolute dollar basis.

BRANCH OPERATING EXPENSES

Branch contribution to earnings, defined as the difference between revenues and the components of branch operating expense, is directly impacted by the volume and mix of therapies and services provided to the Company's patients. The cost components discussed herein have also been key factors in period to period variances.

Cost of Products Sold. Therapies and services provided to patients affected by hemophilia have generally produced gross margin percentages (defined as revenues minus the cost of products sold, divided by revenues) in the range of 25-45% for anti-hemophilic factor, although pricing pressures are likely to push this range lower. The level of gross margins produced depends on the product (plasma-derivative or recombinant), payor (i.e., governmental agency, private insurer or other) and level of coverage. A small number of state programs, most notably California's, provide reimbursement for these therapies and services at levels below this range. Higher average selling prices of recombinant factor are typically offset by higher acquisition costs of such product. Consequently, gross margins on revenues attributable to recombinant products, while higher on a absolute margin per unit basis, are generally lower
as a percentage of revenues than those for plasma-derivative products.   Gross
margins from therapies and services provided to patients affected by hemophilia, as a percentage of revenues, declined in the first quarter of 1996 as compared to the same period in 1995, principally due to increases in the percentage of revenues from recombinant factor.

A majority of the revenues attributable to protein replacement therapies (IVIG and Prolastin) provided to patients in the Other Chronicare Disorders category have historically produced higher gross margin percentages than Hemophilia therapies, generally in the range of 40-55%, depending on the payor, level of coverage, type of therapy and product(s) provided to the patient, although pricing pressures are likely to push this range lower. Other therapies in this category, however, such as human growth hormone for human growth disorders and Pulmozyme for cystic fibrosis are characterized by higher product costs per revenue dollar, and have contributed, and are likely to continue to contribute, to lower gross margin percentages for the Company. In addition, during the past year the Company has experienced a decrease in its gross margin as a percentage of revenues on therapies utilizing IVIG primarily due to pricing pressures and product cost increases. Certain therapies provided to patients in the All Other Disorders category, such as antibiotic and total parenteral nutritional therapies, often produce higher gross margin percentages than therapies in the Company's two Chronicare categories. On the other hand, certain new technologically advanced therapies in this category have been characterized by higher product costs per revenue dollar. Overall, revenues generated within this category have remained flat relative to prior periods, with the exception of the additional revenues generated through the Company's mail order facility, which produces lower gross margin percentages than other therapies in this category.

The increase in cost of products sold, as a percentage of revenues, during the first quarter of 1996 compared to the first quarter of 1995 was principally due to (i) the increase, in absolute dollar amount, of revenues from Other Chronicare Disorders attributable to products with lower margins; (ii) the continuing conversion to lower margin recombinant anti-hemophilic factor; and
(iii) the increase in revenues attributable to lower margin Quantum Care Network and Quantum Express business. Recently, certain manufacturers have begun to impose price increases for recombinant factor, and future price increases may be imposed for other recombinant factor and plasma-derived products due to increased international distribution of product and limited availability and production capacity of pharmaceutical manufacturers to meet the combined foreign and domestic demand for such products. Such increases may not be able to be passed on to payors due to pricing pressures mentioned above and may also affect the Company's gross margins.

Branch Personnel Costs and Other Branch Costs. Branch personnel and other branch costs have increased in absolute dollar amounts during the periods reported mainly due to increases in personnel and other personnel-related costs primarily in response to the growth in new patients and resultant business activity generated from the launch of new therapies during the quarter ended March 31, 1996 and the acquisition of CCI. In the aggregate, such costs have declined as a percentage of revenues during the periods presented as a result of operating efficiencies.

Provision for Uncollectible Accounts. The Company's provision for uncollectible accounts covers potential differences between recorded revenues and subsequent collections from third-party payors and patients. The adequacy of the provision and the resultant allowance is reviewed periodically. Such review focuses on the Company's collection experience, anticipated reimbursement levels with specific payors and for new disorders which the Company may not initially have and/or is in the process of developing significant collection experience, industry reimbursement trends, and other relevant factors. Historically, any receivables which remain uncollected for more than twelve months are written off, although collection efforts continue. During the quarter ended March 31, 1996, management determined that certain uncollected amounts billed for services performed more than twelve months ago should not be written off in accordance with the Company's historical policy. These amounts were uncollected largely due to delays by the Company in billing for its services and other payor imposed delays. Management made this determination after concluding that such amounts were more likely than not to be collectible. The Company's write-offs and resultant allowance for uncollectible accounts would have been approximately $3.4 million higher and lower, respectively, had the Company not deviated from its historical write-off policy. In addition, during the quarter ended March 31, 1996, the Company increased its provision for uncollectible accounts from 4.5% to 5.5% of revenues as a result of changes in estimates based upon a recent evaluation of the Company's collection experience. This increase incrementally increased the Company's provision for uncollectible accounts by approximately $800,000. The Company will continue to monitor its collection experience and historical write-off policy to determine the realizability of its accounts receivable.


CORPORATE EXPENSES

General and Administrative Expenses. General and administrative expenses rose in absolute dollar amount and as a percentage of revenues in the first quarter of 1996 compared to the first quarter of 1995. The increase was principally due to increased marketing related expenditures, the continuing development of and investment in the Company's information systems, and the inclusion, for the first time, of the operating results of CCI, including goodwill associated with the acquisition. These increases were partially offset by personnel related expense reductions realized as a result of the restructuring implemented by the Company in December 1995.

Other Income (Expense), Net. The Company has generated interest income from the investment of excess funds in interest-bearing investment grade securities. Funds available for investment decreased due primarily to the need to fund working capital, resulting from increases in the Company's days sales outstanding ("DSO") and the increased level of the Company's inventories, the share repurchase program adopted during the second quarter of 1995, the settlement of the Company's billing dispute with the State of California, and the acquisition of CCI. The Company anticipates that it will reinvest its excess funds in similar investment grade instruments, to the extent such funds are not needed for working capital, acquisitions, or other purposes.

Minority Interests. Minority interest in subsidiary losses reflects the minority owners' share of pretax operating losses in OCI during the period presented.

Settlement of Litigation. The Company entered into a memorandum of understanding in regards to certain of its outstanding shareholder litigation and recorded an estimate of the ultimate costs of settling those claims. (See Note F.)

Income Taxes. The Company's effective tax rate increased during the quarter ended March 31, 1996 due primarily to the conversion of the Company's investment portfolio from tax-exempt securities to taxable securities. The impact of this effective rate increase is mitigated by the incrementally higher yields earned on the taxable security portfolio. Goodwill amortization resulting from the Company's acquisition of CCI has also contributed to the higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Available funds, excluding certain subsidiary funds, were $56 million at March 31, 1996 and $76 million at December 31, 1995. The Company's investment portfolio generally consists of diversified interest-bearing investment grade securities issued by financial and government institutions located throughout the United States and, by Company policy, exposure with any one institution is limited. During the quarter ended March 31, 1996, available funds decreased by approximately $20 million, principally due to the use of funds to meet the working capital needs of the Company's ongoing operations ($15.6 million), purchases of computer and other equipment ($1.8 million), and the purchase of CCI ($2.2 million). Funds used for working capital during the quarter supported an increase in the Company's receivables (see below), as well as payments for inventory as the Company positioned itself for the launch of new therapies.

The Company's most significant non-cash or investment asset is its accounts receivable portfolio due from private payors, government payors and patients. There is no material concentration of credit risk with any one reimbursement payor due to the large number of patients served and dispersion of payors. Certain Medicaid and Blue Cross programs have from time to time experienced funding shortages and financial and operational difficulties which have, in turn, lead to slower processing of payments. The impact of these conditions on the ultimate collectibility of the Company's receivables from these payors is believed to be negligible. Accounts receivable increased significantly during the periods reported principally due to the growth in revenues; however, as noted herein, delays in the timing of reimbursement by certain payors have been, and may continue to be, a contributing factor to increasing receivables.

The Company calculates its DSO by dividing the Company's net receivables at the end of each calendar quarter by the average daily revenue for that calendar quarter. At March 31, 1996 and December 31, 1995, the Company's DSO was 106 and 107 days, respectively. Payors are increasingly demanding a greater level of documentation for claims and are scrutinizing claims more closely. Such demands and scrutiny have delayed payment of the Company's claims in certain cases. DSO varies from therapy to therapy and from payor to payor, so changing therapy mix and payor mix have also influenced, and will continue to influence, the Company's DSO.

The Company believes that its overall collections experience reflects the nature of the recurring therapies and services it provides and the emphasis it places on sound billing and collection procedures. The Company's experience has been that once reimbursement processing for these patients has been established with the payor, claims processing and reimbursement tend to become routine, subject to continued patient eligibility, coverage limitations and proper claim documentation. The Company continually monitors its accounts receivable and works closely with payors to ensure timely payments. In management's opinion, fluctuations in DSO reflect the timing of the ultimate collection of the receivable portfolio, not the overall collectibility of the portfolio nor the adequacy of the Company's provision and resultant allowance for uncollectible accounts. Any receivables which remain uncollected for twelve months after the date of service are generally written off for financial reporting purposes; however, the Company actively continues to seek payment of such receivables until it has been determined that payment of any portion thereof is unlikely. In addition, the Company is taking steps to increase staffing in the reimbursement area as well as to engage the services of outside collection agents in an effort to improve the timing and amount of its cash collections.

The Company's inventory levels have generally been greater than those maintained by traditional home infusion and other alternate site companies since (i) biological and pharmaceutical products utilized for chronic disorders tend to be more expensive, and (ii) the Company is required to carry a broader array of dosage levels to satisfy the varied needs of its Chronicare patients. The Company from time to time experiences a general increase in its inventory levels, usually at the end of each calendar quarter as it purchases inventory to meet contract commitments with its suppliers and takes advantage of favorable spot purchasing opportunities. In addition, the Company recently increased its inventory levels in connection with the distribution of Flolan(R), and certain products distributed through Quantum Express, the funding of which occurred during the quarter ended March 31, 1996.

From time to time, the Company has been subjected to voluntary product recalls and/or limited product availability from certain manufacturers, both of which are inherent to the nature of the biological and pharmaceutical products making up the bulk of the Company's inventory. The Company's willingness to build up inventory levels when advantageous economically is partially a defense against the possibility of recalls and limited product availability, but contributes to the magnitude of inventory levels.

In January 1996, the Company acquired all the issued and outstanding shares of preferred and common stock of network management company, Commonwealth Care, Inc. ("CCI"), in exchange for a cash payment of $2.2 million. In addition, the Company advanced approximately $950,000 to CCI to retire debt held by former CCI preferred and common stockholders and to provide bridge loan financing to be used by CCI for working capital purposes. Should

CCI achieve certain performance measures over the two-year period ended December 31, 1997, additional cash of up to $385,000 and options to purchase up to 27,500 shares of the Company's common stock may be paid or granted, respectively, to a former holder of CCI common stock as part of the purchase consideration.


Through May 6, 1996, the Company also has advanced approximately $1.6 million to CCI to support its working capital needs. Additional working capital advances may be required in the future as CCI continues to develop its home health care programs and services, however, CCI is not expected to have a material effect on the Company's liquidity.

The Company believes that its cash, cash equivalents and investment securities, together with internally generated funds, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the historical information contained herein, the matters discussed in this document are forward looking statements that are subject to risks and uncertainties. Those risks and uncertainties include the impact of pricing pressures and patient attrition from increased competition and the continuing movement of patients into managed care plans for which the Company is not a provider, as well as the other risks and uncertainties described elsewhere in this document or from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. Further, the consummation of the merger with Olsten Corporation is subject to a number of customary conditions, such as shareholder approval and certain regulatory approvals. There can be no assurances that such conditions will be satisfied or that the merger will be consummated.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On March 1, 1995, a civil class-action complaint was filed against the Company, certain of its officers and one of its outside directors in the United States District Court for the Central District of California (COLANERO EQUIPMENT COMPANY 401(K) PLAN, FBO STEPHEN COLANERO V. QUANTUM HEALTH RESOURCES, INC., ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period October 25, 1994 to February 28, 1995. On March 2, 1995, a second civil class-action complaint was filed against the

Company and certain of its officers in the same District (RONALD STERNBERG V. QUANTUM HEALTH RESOURCES, INC. ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period from March 31, 1992 to February 28, 1995. On March 10, 1995, a third class-action complaint was filed in the same District against the Company and its Chairman and Chief Executive Officer (MUCH. SHELIST ET AL. V QUANTUM HEALTH RESOURCES, INC.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during a period from November 1, 1994 to February 28, 1995. On June 19, the three lawsuits were consolidated by the filing of an amended complaint (IN RE QUANTUM HEALTH RESOURCES, INC. SECURITIES LITIGATION). The amended complaint seeks to establish a class period of October 25, 1994 through February 28, 1995. The consolidated complaint alleges claims under the Securities Exchange Act of 1934 based on alleged misstatements and omissions in certain public disclosures made by the Company and certain individual defendants. The claims center on the alleged absence of disclosure by the Company of the Company's reimbursement practices for services to patients with hemophilia covered by three California state programs and of an alleged investigation by California with respect to those practices. The complaint seeks monetary damages in unspecified amounts. Defendants have filed an answer.


On August 9, 1995, a civil class-action complaint was filed against the Company, one of its officers, and two of its former officers in the United States District Court for the Central District of California (LOUIS GOLDSTEIN
V. QUANTUM HEALTH RESOURCES, INC., ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period May 9, 1995 to August 4, 1995. On October 18, 1995, the two former officers were dismissed from the suit. The complaint alleges claims under the Securities Exchange Act of 1934 based on alleged misstatements and omissions in certain public disclosures made by the Company and the remaining individual defendant. The claims center on allegedly inadequate disclosures by the Company concerning the reorganization of its branch offices; the costs associated with the alleged investigation by the State of California into the Company's reimbursement practices for services to patients with hemophilia covered by the California state programs, and related litigation; and costs related to the relocation of the Company's executive offices from California to Indiana. The complaint seeks monetary damages in unspecified amounts. The defendants' motion to dismiss the complaint was denied on February 9, 1996, and the defendants have filed an answer.

On September 12, 1995, a civil class-action complaint was filed against the Company, one of it officers, and one of its former officers in the United States District Court for the Central District of California (R. JOE STOCKHUS
V. QUANTUM HEALTH RESOURCES, INC., ET AL.) on behalf of the named plaintiff and purportedly on behalf of a class of all purchasers of the Company's securities during the period October 25, 1994 to August 4, 1995 (thus encompassing both of the class periods alleged in the earlier-filed shareholder litigation described above, together with an intervening period). The complaint alleges claims under the Securities Exchange Act of 1934 based on alleged misstatements and omissions in certain public disclosures made by the Company and the individual defendants. The claims center on allegedly inadequate disclosures by the Company concerning the Company's reimbursement practices for services to patients with hemophilia covered by the California state programs; an alleged investigation by the State of California with respect to those practices; and litigation relating to the California state programs. The complaint seeks monetary damages in unspecified amounts. Defendants have filed an answer.

On May 1, 1996, the Company entered into a memorandum of understanding with representatives of the plaintiffs named in the IN RE QUANTUM HEALTH RESOURCES, INC. SECURITIES LITIGATION and the R. JOE STOCKHUS complaints regarding a proposed settlement of those lawsuits. The proposed settlement, under which the defendants admit no liability, would cover a class period from October 25, 1994 to May 8, 1995 and contemplates that the Company will pay $5.5 million, net of insurance coverage, in settlement on those claims. The Company recorded a charge to earnings during the quarter ended March 31, 1996 for its portion of the settlement. The settlement is conditioned on the conclusion of definitive documentation, notice to putative class members in both lawsuits, and approval by the court after a hearing. The LOUIS GOLDSTEIN lawsuit was not included in the settlement and remains outstanding.

The Company believes it has substantial and meritorious defenses against the allegations in the LOUIS GOLDSTEIN lawsuit, and intends to defend its position vigorously. The Company further believes, based on information known at this time, that the ultimate resolution of this remaining lawsuit will not have a material adverse effect on the Company's consolidated financial position. However, should an unfavorable resolution of this lawsuit occur, it is possible that the Company's future results of operations and liquidity or its consolidated financial position could be materially affected in a particular period.

The Company is not a party to any other pending litigation, and is not aware of any threatened litigation, that can reasonably be expected to have a material adverse effect on the Company's consolidated financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      QUANTUM HEALTH RESOURCES, INC.



Date:  May 14, 1996                 By:   /s/ Douglas H. Stickney
                                       --------------------------------------
                                          Douglas H. Stickney, Chairman and
                                          Chief Executive Officer




                                    By:   /s/ Keith T. Coleman
                                       --------------------------------------
                                          Keith T. Coleman, Senior Vice
                                          President, Chief Financial Officer and
                                          Treasurer



                                    By:   /s/ Timothy P. Zingraf
                                       --------------------------------------
                                          Timothy P. Zingraf, Vice President and
                                          Chief Accounting Officer